Form 10QSB
period 2006-12-31
Queen 2, Inc.
filed 2007-07-31
CIK 1373764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52216

(Commission file number)

Queen 2, Inc.

 (Exact name of small business issuer as specified in its charter)

Nevada

20-5159894

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

468 Queen Street East, Suite 202, Toronto, Ontario M5A 1T7

 (Address of principal executive offices)

416-580-3282

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 30, 2007, 300,000 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of results that may be expected for the year ending June 30, 2007. The financial statements are presented on the accrual basis.

Queen 2, Inc. (A Development Stage Enterprise)  December 31, 2006

Table of Contents_________________________________________________

                                                                                                       Page

Financial Statements

Balance Sheet

Statement of Earnings and Deficit

  3

Statement of Cash Flows

  4

Statement of Stockholders’ Deficiency

  5

Notes to Financial Statements

6-8

QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

Table of Contents

    AS AT DECEMBER 31, 2006
     STATEMENT OF EARNINGS AND DEFICIT
     STATEMENT OF CASH FLOWS
     STATEMENT OF STOCKHOLDERS’ DEFICIENCY
    FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
      Accounting Basis
      Goodwill
  Research and Development

AS AT DECEMBER 31, 2006

(Unaudited)

ASSETS

INCORPORATION COSTS	884

$ 884

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

DUE TO SHAREHOLDER	$ 8,735

SHARE CAPITAL (note 4)
Common stock
100,000,000 shares authorized
300,000 shares issued and outstanding	300
Deficit	(8,151)
(7,851)

$ 884

APPROVED BY THE BOARD

       ______________________________

______________________________

The accompanying notes are an integral part of these financial statements

QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF EARNINGS AND DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

	For the six	Accumulated
	months ended	during the
	mmmm dd, yyyy	development stage

REVENUE	-	-

OPERATING EXPENSES
Bank charges	$ 165	$ 165
Professional fees	7,986	7,986
	8,151	8,151

NET LOSS	$ (8,151)	$ (8,151)

DEFICIT AT BEGINNING OF PERIOD	-	-

DEFICIT AT END OF PERIOD	$ (8,151)	$ (8,151)

BASIC EARNINGS PER SHARE
Weighted average shares outstanding	300,000	300,000

Net loss per share basic and diluted	$ (0.027)	$ (0.027)

There are no issued securities considered to be dilutive as at December 31, 2006

The accompanying notes are an integral part of these financial statements

 QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

	For the six	Accumulated
	months ended	during the
	mmmm dd, yyyy	development stage

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,151)	$ (8,151)
Net cash used in operating activities	(8,151)	(8,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Incorporation costs	884	884
	884	884

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of shares	-	300
Proceeds from shareholder loans	8,735	8,735
Net cash provided by financing activities	8,735	9,035

NET INCREASE IN CASH AND CASH EQUIVALENTS	(300)	0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	300	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

 QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

Share		Capital	Accumulated
	Shares	Amount	Deficit	Total

Shares issued on incorporation	300,000	$ 300		$ 300

Net loss for the period ended June 30, 2006			-	-

Net loss for the period ended Dec. 31, 2006			$ (8,151)	$ (8,151)

Balance December 31, 2006	300,000	$ 300	$ (8,151)	$ (7,851)

The accompanying notes are an integral part of these financial statements

 QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO  FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2006

(Unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Queen 2, Inc. was incorporated under the laws of the state of Nevada on June 29, 2006.  The company is considered a development stage enterprise and is in the process of raising capital with the purpose of engaging in a merger or acquisition.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting policies and procedures are listed below. The company has adopted a June 30 fiscal year end.

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

The accompanying financial  statements  have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management,  these interim  financial  statements  include all adjustments necessary in order to make them not misleading.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2006 the company had no cash or cash equivalent balances in excess of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At December 31, 2006 the Company has not formed a Stock Option Plan and has not issued any options.

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

NOTE 4.  STOCKHOLDERS’ DEFICIENCY

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

Results of Operation

The Company did not have any operating income from inception (June 29, 2006) through December 31, 2006, the registrant recognized a net loss of $8,151.

Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely way. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.

Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely way of alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)    Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending December 31, 2006, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. Other Information

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: July 31, 2007	Queen 2, Inc.

/s/ Julius Csurgo
Julius Csurgo
Chief Executive Officer and
Chief Financial Officer and
Duly Authorized Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Julius Csurgo, Chief Executive and Principal Accounting Officer of Queen 2, Inc., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Queen 2, Inc.,

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: July 31, 2007	Queen 2, Inc.

/s/ Julius Csurgo
Julius Csurgo
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

I, Julius Csurgo, Chief Financial Officer of Queen 1, Inc. (the "Company"), certify that:

In connection with the accompanying Quarterly Report On Form 10-QSB of Queen 2, Inc. for the quarter ending December 31, 2006, I, Julius Csurgo, Chief Executive Officer and Chief Financial Officer of Queen 2, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.    Such Quarterly Report on Form 10-QSB for the quarter ending December 31, 2006, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in such Quarterly Report on Form 10-QSB for the quarter ending December 31, 2006, fairly presents, in all material respects, the financial condition and results of operations of Queen 2, Inc.

Date: July 31, 2007	Queen 2, Inc.

/s/ Julius Csurgo
Julius Csurgo
Chief Executive Officer and
Chief Financial Officer