Form 10QSB
period 2007-03-31
Queen 2, Inc.
filed 2007-07-31
CIK 1373764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending June 30, 2007. The financial statements are presented on the accrual basis.

Queen 2, Inc. (A Development Stage Enterprise)  March 31, 2007

Table of Contents_________________________________________________

                                                                                                       Page

Financial Statements

Balance Sheet

Statement of Earnings and Deficit

  3

Statement of Cash Flows

  4

Statement of Stockholders’ Deficiency

  5

Notes to Financial Statements

6-8

QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

Table of Contents

    AS AT MARCH 31, 2007
     STATEMENT OF EARNINGS AND DEFICIT
     STATEMENT OF CASH FLOWS
     STATEMENT OF STOCKHOLDERS’ DEFICIENCY
    FOR THE NINE MONTHS ENDED MARCH 31, 2007
      Accounting Basis
      Goodwill
  Research and Development

AS AT MARCH 31, 2007

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

APPROVED BY THE BOARD

       ______________________________

______________________________

The accompanying notes are an integral part of these financial statements

QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF EARNINGS AND DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

	For the nine	Accumulated
	months ended	during the
	mmmm dd, yyyy	development stage

REVENUE	-	-

OPERATING EXPENSES
Bank charges	$ 165	$ 165
Professional fees	7,986	7,986
	8,151	8,151

NET LOSS	$ (8,151)	$ (8,151)

DEFICIT AT BEGINNING OF PERIOD	-	-

DEFICIT AT END OF PERIOD	$ (8,151)	$ (8,151)

BASIC EARNINGS PER SHARE
Weighted average shares outstanding	300,000	300,000

Net loss per share basic and diluted	$ (0.027)	$ (0.027)

There are no issued securities considered to be dilutive as at March 31, 2007

The accompanying notes are an integral part of these financial statements

 QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

	For the nine	Accumulated
	months ended	during the
	mmmm dd, yyyy	development stage

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,151)	$ (8,151)
Net cash used in operating activities	(8,151)	(8,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Incorporation costs	884	884
	884	884

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of shares	-	300
Proceeds from shareholder loans	8,735	8,735
Net cash provided by financing activities	8,735	9,035

NET INCREASE IN CASH AND CASH EQUIVALENTS	(300)	0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	300	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

 QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(Unaudited)

Share		Capital	Accumulated
	Shares	Amount	Deficit	Total

Shares issued on incorporation	300,000	$ 300		$ 300

Net loss for the period ended June 30, 2006			-	-

Net loss for the period ended March 31, 2007			$ (8,151)	$ (8,151)

Balance March 31, 2007	300,000	$ 300	$ (8,151)	$ (7,851)

The accompanying notes are an integral part of these financial statements

 QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO  FINANCIAL STATEMENTS

AS AT MARCH 31, 2007

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of March 31, 2007 the company had no cash or cash equivalent balances in excess of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At March 31, 2007 the Company has not formed a Stock Option Plan and has not issued any options.

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

Results of Operation

The Company did not have any operating income from inception (June 29, 2006) through March 31, 2007, the registrant recognized a net loss of $8,151.

Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

I, Julius Csurgo, Chief Financial Officer of Queen 1, Inc. (the "Company"), certify that:

In connection with the accompanying Quarterly Report On Form 10-QSB of Queen 2, Inc. for the quarter ending March 31, 2007, I, Julius Csurgo, Chief Executive Officer and Chief Financial Officer of Queen 2, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.    Such Quarterly Report on Form 10-QSB for the quarter ending March 31, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in such Quarterly Report on Form 10-QSB for the quarter ending March 31, 2007, fairly presents, in all material respects, the financial condition and results of operations of Queen 2, Inc.

Date: July 31, 2007	Queen 2, Inc.

/s/ Julius Csurgo
Julius Csurgo
Chief Executive Officer and
Chief Financial Officer