Form 10QSB
period 2007-09-30
Queen 2, Inc.
filed 2008-01-18
CIK 1373764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 17, 2008, 300,000 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending June 30, 2008. The financial statements are presented on the accrual basis.

Queen 2, Inc. (A Development Stage Enterprise)  September 30, 2007

Table of Contents_________________________________________________

                                                                                                       Page

Financial Statements

Balance Sheet

Statement of Earnings and Deficit

  3

Statement of Cash Flows

  4

Statement of Stockholders’ Deficiency

  5

Notes to Financial Statements

6-8

 QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

Table of Contents

    AS AT SEPTEMBER 30, 2007
     STATEMENT OF EARNINGS AND DEFICIT
     STATEMENT OF CASH FLOWS
     STATEMENT OF STOCKHOLDERS’ DEFICIENCY
      Accounting Basis
      Goodwill
  Research and Development

AS AT SEPTEMBER 30, 2007

(Unaudited)

ASSETS

	September 30	June 30
	2007	2007

CASH	-	-

	NIL	NIL

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

DUE TO SHAREHOLDER	$ 8,735	$ 8,735

SHARE CAPITAL (note 4)
Common stock
100,000,000 shares authorized
300,000 shares issued and outstanding	300	300
Deficit	(9,035)	(9,035)
	(8,735)	(8,735)

	NIL	NIL

      APPROVED BY THE BOARD

       ______________________________

______________________________

The accompanying notes are an integral part of these financial statements

QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF EARNINGS AND DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

	For the three	Accumulated
	months ended	during the
	mmmm dd, yyyy	development stage

REVENUE	-	-

OPERATING EXPENSES
Bank charges	-	$ 165
Professional fees	-	8,870
	-	9,035

NET LOSS	NIL	$ (9,035)

DEFICIT AT BEGINNING OF PERIOD	$ (9,035)	-

DEFICIT AT END OF PERIOD	$ (9,035)	$ (9,035)

BASIC EARNINGS PER SHARE
Weighted average shares outstanding	300,000	300,000

Net loss per share basic and diluted	$ 0.000	$ (0.030)

There are no issued securities considered to be dilutive as at September 30, 2007

          The accompanying notes are an integral part of these financial statements

QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

	For the three	Accumulated
	months ended	during the
	mmmm dd, yyyy	development stage

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	-	$ (9,035)
Net cash used in operating activities	-	(9,035)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of shares	-	300
Proceeds from shareholder loans	-	8,735
Net cash provided by financing activities	-	9,035

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	NIL	NIL

The accompanying notes are an integral part of these financial statements

QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

 STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

Share		Capital	Accumulated
	Shares	Amount	Deficit	Total

Shares issued on incorporation	300,000	$ 300		$ 300

Net loss for the period ended June 30, 2006			-	-

Net loss for the year ended June 30, 2007			$ (9,035)	$ (9,035)

Net loss for the period ended September 30, 2007			-	-

Balance September 30, 2007	300,000	$ 300	$ (9,035)	$ (8,735)

The accompanying notes are an integral part of these financial statements

QUEEN 2, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2007

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of September 30, 2007 the company had no cash or cash equivalent balances in excess of the federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”, and related Interpretations including "Financial Accounting Standards Board Interpretations No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. At September 30, 2007 the Company has not formed a Stock Option Plan and has not issued any options.

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

Results of Operation

The Company did not have any operating income or expenses for the three months ended September 30, 2007.

Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: January 18, 2008	Queen 2, Inc.

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

Date: January 18, 2008	Queen 2, Inc.

/s/ Julius Csurgo
Julius Csurgo
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

I, Julius Csurgo, Chief Financial Officer of Queen 2, Inc. (the "Company"), certify that:

In connection with the accompanying Quarterly Report On Form 10-QSB of Queen 2, Inc. for the quarter ending September 30, 2007, I, Julius Csurgo, Chief Executive Officer and Chief Financial Officer of Queen 2, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.    Such Quarterly Report on Form 10-QSB for the quarter ending September 30, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in such Quarterly Report on Form 10-QSB for the quarter ending September 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of Queen 2, Inc.

Date: January 18, 2008	Queen 2, Inc.

/s/ Julius Csurgo
Julius Csurgo
Chief Executive Officer and
Chief Financial Officer